Form 10-Q
period 1997-03-31
GREAT WESTERN FINANCIAL TRUST III
filed 1997-05-13
CIK 1030489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                     OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the transition period from _______ to ________

                    Commission File Number 333-19711-02


                      GREAT WESTERN FINANCIAL TRUST III
               (Exact name of registrant as specified in its charter)

               Delaware                        To Be Applied For
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

            9200 Oakdale Avenue                     91311
            Chatsworth, California
   (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code: 818-775-3411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ----

Indicate the number of shares outstanding of each of the issuer's classes of common securities as of the latest practicable date. None

                                    PART I
                            FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS. Great Western Financial Trust III (the "Trust") has no assets or liabilities and has issued no securities.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Not applicable.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

                                   PART II
                              OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS.  Not applicable.

       ITEM 2.  CHANGES IN SECURITIES.  Not applicable.

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not applicable.

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

       ITEM 5.  OTHER INFORMATION.  Not applicable.

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits.

       3.1  Declaration of Trust dated as of January 6, 1997
(included as Exhibit 4.22 to the Trust's Registration Statement No. 33-19711-02 and incorporated by reference herein)

       (b)  Reports on Form 8-K.  None

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 1997                 Great Western Financial Trust III
                                    ---------------------------------
                                            (Registrant)

                                     /s/  J. Lance Erickson
                                     --------------------------------
                                     Regular Trustee

                                     /s/  Bruce Antenberg
                                     ---------------------------------
                                     Regular Trustee